Form 10QSB
period 2004-09-30
BUSINESS DEVELOPMENT CORP OF AMERICA
filed 2004-11-22
CIK 1296537

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended September 30, 2004.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File No. 000-50836

THE BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(Name of Small Business Issuer in its Charter)

Nevada	73-1705185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8572 Strawtown Pike
Bunker Hill, Indiana 46914
(Address of Principal Executive Offices)

Registrant's telephone number, including area code (765) 689-1257

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ___     No X        (2) Yes ___     No X

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

2,625,100 - November 15, 2004

THE BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q
September 30, 2004

INDEX

PART I - FINANCIAL INFORMATION	Page

Item 1 - Financial Statements

Balance Sheet -
September 30, 2004 (Unaudited) and June 15, 2004

Statements of Operations (Unaudited) -
For the Three Months Ended September 30, 2004 and For the Period May 20, 2004 to September 30, 2004

Statements of Cash Flows (Unaudited) -
For the Three Months Ended September 30, 2004 and For the Period May 20, 2004 to September 30, 2004

Notes to Financial Statements (Unaudited) -
For the Three Months Ended September 30, 2004 and For the Period May 20, 2004 to September 30, 2004

Item 2 - Plan of Operation

Item 3 - Controls and Procedures

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Unregistered Sales of Equity Securities

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Development Stage Company)
Balance Sheets

	September 30,	June 15,
	2004	2004
	(Unaudited)
Assets

Current assets:
Cash	$96	$1,430
Stock subscriptions receivable	15,200	600

Total current assets	15,296	2,030

Other assets:
Organization costs	216	230

Total assets	$15,512	$2,260

Liabilities and Stockholders' Equity

Current liabilities:
Loan payable to related party	$-	$5,230

Total current liabilities	-	5,230

Other liabilities	-	-

Total liabilities	-	5,230

Stockholders' equity:
Common stock, $.001 par value; 75,000,000 shares
authorized, issued and outstanding
2,625,100 shares and 2,100 shares respectively	2,625	2
Additional paid-in capital	25,705	2,098
Deficit accumulated during the development stage	(12,818)	(5,070)

Total stockholders' equity	15,512	(2,970)

Total liabilities and stockholders' equity	$15,512	$2,260

See notes to financial statements.

THE BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Development Stage Company)
Statements of Operations
(Unaudited)

		Cumulative
		During the
	Three Months	Development
	Ended	Stage
	September 30,	(May 20, 2004 to
	2004	September 30, 2004)

Revenues	$-	$-

Expenses:
General and administrative	7,716	12,818

Total expenses	7,716	12,818

Net loss	$(7,716)	$(12,818)

Net loss per share, basic and diluted	$(0.00)

Weighted average number of common shares
outstanding, basic and diluted	2,625,100

See notes to financial statements.

THE BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		Cumulative
		During the
	Three Months	Development
	Ended	Stage
	September 30,	(May 20, 2004 to
	2004	September 30, 2004)

Cash flows from operating activities:
Net loss	$(7,716)	$(12,818)
Amortization expense	12	14
Changes in assets and liabilities:
Organization costs	-	(230)

Net cash provided by (used for)
operating activities	(7,704)	(13,034)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sales
of common stock	-	7,900
Loans from related party	-	5,230

Net cash provided by (used for)
financing activities	-	13,130

Net increase (decrease) in cash	(7,704)	96

Cash, beginning of period	7,800	-

Cash, end of period	$96	$96

Supplemental disclosures of
cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

Schedule of non-cash financing activities:
Forgiveness of loans payable to related party
for common stock	$-	$5,230

See notes to financial statements.

THE BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended
September 30, 2004 and For the Period
May 20, 2004 (Date of Inception) to September 30, 2004
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2004 and for the three months ended September 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows for the three month period ended September 30, 2004. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended September 30, 2004 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2004. The balance sheet at June 15, 2004 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period May 20, 2004 to June 15, 2004 as included in our Form 10-SB.

NOTE 2 - ORGANIZATION

The Business Development Corporation of America (the “Company”) was incorporated in the State of Nevada on May 20, 2004. The Company intends to locate and negotiate with business entities to invest in, lend funds to acquire a minority interest in and/or possibly manage.

NOTE 3 - STOCKHOLDERS’ EQUITY

In May and June 2004, the Company sold a total of 2,100 shares of its common stock to eight individuals at a price of $1.00 per share, or $2,100 total. As of September 30, 2004, $1,900 of the stock subscriptions had been collected.

On June 29, 2004, the Company sold to its president and director 2,623,000 shares of its common stock at a price of $.01 per share, or $26,230 total. $6,000 was paid in cash, $5,230 was paid by forgiveness of the loans payable to related party, and the remaining $15,000 stock subscription receivable was collected on October 4, 2004.

ITEM 2. PLAN OF OPERATION

GENERAL BUSINESS PLAN

The Business Development Corporation of America ("BDCA") was incorporated on May 20, 2004 under the laws of the State of Nevada to engage in any lawful corporate undertaking. BDCA has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and making filings with the Securities and Exchange Commission.

BDCA will attempt to locate and negotiate with business entities for BDCA to invest in, lend funds to, acquire a minority interest in and/or possibly manage.

The purpose of BDCA is to seek, investigate and, if such investigation warrants, merge with or acquire a business entity. BDCA will not restrict its search to any specific business, industry, or geographical location and BDCA may participate in a business venture of virtually any kind or nature. Management anticipates that initially, BDCA will be able to participate in only a small number of potential business ventures because BDCA has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the shareholders of BDCA because it will not permit BDCA to offset potential losses from one venture against gains from another.

BDCA intends to file a Form N-54/A with the Securities and Exchange Commission to elect to be treated as a Business Development Company and subject itself to the rules and regulations under the Investment Company Act of 1940.

BDCA may seek an investment and stock acquisition of entities which have recently commenced operations, or which wish to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

BDCA seeks to invest in small operating companies, and in return, to receive a interest in such companies. BDCA may also offer managerial services to both companies in which it invest, as well as others.

In analyzing prospective business opportunities, BDCA may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of BDCA; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of BDCA to search for and enter into potential business opportunities.

BDCA will not restrict its search for any specific kind of business entities, but may acquire or merge with, or acquire an interest in a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which BDCA may become engaged, or whether such business may need to seek additional capital.

TERMS OF A STOCK ACQUISITION

In implementing a structure for a particular merger, stock acquisition or investment, BDCA may become a party to a consolidation, joint venture, licensing agreement or other arrangement with another corporation or entity. BDCA may offer to take control of its board of directors and/or management.

It is anticipated that any securities issued in any such stock acquisition would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the target company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.

BDCA will participate in a merger or stock acquisition only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

If BDCA stops or becomes unable to continue to pay its operating expenses BDCA may not be able to timely make its periodic reports required under the Exchange Act nor to continue to search for an acquisition target.

The Board of Directors has passed a resolution which establishes a policy that BDCA will not seek an acquisition with any entity in which an officer, director, shareholder or any affiliate or associate of BDCA serves as an officer or director or affiliate.

UNDERTAKINGS AND UNDERSTANDINGS REQUIRED OF TARGET COMPANIES

As part of a subscription agreement to merge with or purchase shares of a target company, BDCA intends to obtain certain representations and warranties from a target company as to its conduct following the stock acquisition. The target company may also request certain representations from BDCA such as (i) the agreement of BDCA to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act for at least a specified period of time; (ii) giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the Investment Company Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

Prior to completion of a merger or share acquisition, BDCA may require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements; and other information deemed relevant.

COMPETITION

BDCA will remain an insignificant participant among blank check companies. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than BDCA. In view of BDCA's combined limited financial resources, BDCA will continue to be at a significant competitive disadvantage compared to BDCA's competitors.

ITEM 3. CONTROLS AND PROCEDURES

(a)   As of the end of the period covered by this quarterly report on Form10-QSB, the Company's chief executive officer and chief financial officer conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

(b)  There have not been any significant changes in the Company's internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In May and June 2004, the Company sold a total of 2,100 shares of its common stock to eight individuals at a price of $1.00 per share, or $2,100 total. As of September 30, 2004, $1,900 of the stock subscriptions had been collected. BDCA relied on the exemption contained in Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising and all shares were purchased for investment purposes

On June 29, 2004, the Company sold to its president and director 2,623,000 shares of its common stock at a price of $.01 per share, or $26,230 total. $6,000 was paid in cash, $5,230 was paid by forgiveness of the loans payable to related party, and the remaining $15,000 stock subscription receivable was collected on October 4, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)   Reports on Form 8-K

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2004	By: /s/ Tristan V. Stonger
Tristan V. Stonger, Chief Executive Officer