Form 10QSB
period 2006-03-31
BUSINESS DEVELOPMENT CORP OF AMERICA
filed 2006-05-12
CIK 1296537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 0-32433

BUSINESS DEVELOPMENT SOLUTIONS INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	84-1300072
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Empl. Ident.No.)

c/o Shixin Enterprise Application Software (Shanghai) Co., Ltd.
28/F., Citigroup Tower, 33 Huanyuanshiqiao Rd., Pudong, Shanghai, China, 200120

(Address of Principal Executive Offices)

86-21-5878 7297

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2006, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	1,910,150

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT SOLUTIONS, INC.

BALANCE SHEET

   March 31, 2006
Assets

Prepaid Expenses	$12,885

Total assets	$12,885

Liabilities and Stockholders’ Deficiency

Current liabilities
Accounts payable	$1,519
Accrued liabilities	2,500
Due to stockholder - accrued interest and other	113,251
Note payable to stockholder	101,500

Total current liabilities	218,770

Stockholders' deficiency
Preferred stock - $.00001 par value;
20,000,000 shares - authorized
issued and outstanding - none	-
Common stock - $.00001 par value;
500,000,000 shares - authorized
1,910,150 shares issued and outstanding	19
Additional paid-in-capital	727,532
Accumulated deficit	(933,436)

Total stockholders' deficiency	(205,885)

Total liabilities and stockholders' deficiency	$12,885

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2006	2005

General and administrative expenses	$20,590	$8,728

Operating loss	(20,590)	$(8,728)

Other income (expense):
Interest expense	(2,030)	(2,030)

Net income (loss)	($22,620)	$(10,758)

Basic and diluted net income (loss) per common share -	$.00	$.00

Weighted average shares outstanding	1,910,150	1,910,150

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2006	2005

Net income (loss)	$(22,620)	$(10,758)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,585	(1,082)
Prepaid Expenses	7,916	-

Net cash provided (used in) operating activities	(11,119)	(11,840)

Cash flows from financing activities:
Due to stockholders - net	11,119	11,840

Net increase in cash	0	0

Cash - beginning of period	0	0

Cash - end of period	$0	$0

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2005.

DESCRIPTION OF BUSINESS

The financial statements presented are those of Business Development Solutions, Inc. (the "Company" or "BDS”). The Company was incorporated on January 28, 1987 under the laws of the State of Colorado.

On January 10, 2006, our board of directors approved, subject to receiving the approval of a majority of the shareholders of our common stock, an amendment to our Certificate of Incorporation to change the name of our company from "AMCO Transport Holdings, Inc." to "Business Development Solutions, Inc."

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At March 31, 2006 current liabilities exceeded current assets by $205,885.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2005, the Company had an accumulated deficit of $933,436. Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

RESULTS OF OPERATIONS

During the periods ended March 31, 2006 and 2005, the Company has engaged in no business operations other than the acquisition of capital for general and administrative expenses. During these periods, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

The Company is seeking to carry out its plan of business to complete a merger or business acquisition transaction. The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required by either the major stockholder or other equity financing.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (Loss) per common share is computed by dividing the net loss by weighted average shares outstanding during the year. The weighted average shares outstanding have been restated to reflect the reverse stock split.

2. STOCK TRANSACTIONS

PREFERRED STOCK

No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote. The Company does not intend to declare any dividends for the foreseeable future.

REVERSE SPLIT - COMMON STOCK

Our Directors, on January 10, 2006 approved an amendment to our Certificate of Incorporation to effect a one-for-five reverse split of the outstanding shares of our common stock. Our common stock has not actively traded for several years. As a result, no established market for the common stock has existed for several years. During that period, we have, from time to time, engaged in discussions with potential acquisition or reverse merger candidates. In many instances, concerns were raised over the number of common shares issued and outstanding and the potential impact on the future price of our common stock should we successfully effectuate an acquisition or a reverse merger. The Board of Directors determined that a one-for-five reverse split would eliminate any objections which might be raised in future discussion and still avoid the loss of a significant number of our shareholders.

Based upon the 9,550,750 shares of common stock outstanding on the record date, the Reverse Split would decrease the outstanding shares of Common Stock by 80%, or to approximately 1,910,150 shares of common stock issued and outstanding. The weighted average shares outstanding at March 31, 2005 has been restated to reflect this reverse split.

3. INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carry forward of approximately $933,436 expiring in future years. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $360,000 and has been offset by a full allowance for business combinations under Internal Revenue Code IRC Section 381. For the period ended March 31, 2006, based on an effective tax rate of 40%, the valuation allowance increased by approximately $8,000.

4. NOTE PAYABLE STOCKHOLDER

On November 19, 2004, Shu K. Chui, ("Chui") a citizen of Hong Kong, acquired all the 6,900,000 shares (the "Shares") held by Bestway Coach Express, Inc. (“Bestway”). The 6,900,000 shares represent approximately 72.2% of Registrant's issued and outstanding common stock, being the only class of stock issued and outstanding. Chui acquired the shares pursuant to a Stock Purchase Agreement among the Registrant, Bestway and Chui dated November 19, 2004 ("Purchase Agreement").

In connection with the acquisition of the Shares, Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of $101,500.00 dated April 23, 2002 made by Registrant in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. As of November 19, 2004 being the effective date of the acquisition transaction, no principal or interest payments had been made under the note on which interest has accrued in the sum of $32,018 and is included on the balance sheet under the caption due to stockholder - accrued interest and other.

During the year, Chui paid legal and other expenses on behalf of the Company. The total expenses paid on behalf of the Company, from November 19, 2004 to date total $81,233 and are payable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption due to stockholder - accrued interest and other. The outstanding principal under the note continues to bear simple interest at the rate of 8% per year.

Chui paid Bestway total consideration of $325,000.00 under the Purchase Agreement. $122,434.03 of the purchase price was applied for the acquisition of the promissory note and the remaining $202,565.97 was applied as payment for the Shares, yielding a price per share of $0.029. The balance of the note payable, including accrued interest, to Chui at March 31, 2006 was $133,518.

Accordingly, Chui, the directors, executive officers, their affiliates and related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Plan of Operation

We are currently a shell company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Our management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders.

We do not intend to do any product research or development. We do not expect to buy or sell any real estate, plant or equipment, except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, we do not expect to hire employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

Results of Operations For Fiscal Quarter Ended March 31, 2006 Compared To March 31, 2005

During the first fiscal quarter of 2006, we incurred a net loss of $22,620 as compared to a net loss of $10,758 in the first fiscal quarter of 2005. Our expenses increased by $11,862 in first quarter 2006 as compared to the same quarter in 2005, due to an increase in expenses related primarily to legal and accounting fees incurred in connection with the preparation of our SEC reports for the prior year, the preparation of this quarterly report, general legal and accounting and other general and administrative expenses. We paid no rent or salaries and had no operations during the quarter.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the first quarter of 2006 and had $12,885 in prepaid expenses to help meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $933,436. We have debts (current liabilities) totaling $218,770, of which $214,751 is owed to Mr. Shu Keung Chui, our controlling stockholder. The remaining accrued liabilities of $4,019 was due to other vendors.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt to do so, but are unable to complete the acquisition. Our cash requirements for the next twelve months are relatively modest, principally professional fees and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $50,000 in the fiscal year ending December 31, 2006. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

Our current management has informally agreed to continue rendering services to us and to not demand payment of sums owed for services unless and until we complete an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to us without charge by CBC International, a business consultancy engaged by Mr. Shu Keung Chui, our President, Chief Financial Officer and our controlling stockholder, engaged in his personal capacity.

We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company that has positive cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. We intend to sell additional securities to raise capital that could be used to pay our expenses prior to a business combination or to fund our operations after a business combination is effected. No assurance can be given that we will be able to raise any funds. Our current management has agreed to continue their services to us and does not expect to be compensated for these services, but expects payment reimbursement for expenses only. Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

1) Failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

2) Curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

3) Inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

We hope to require potential candidate companies to deposit funds with us that we can use to defray professional fees and travel, lodging and other due diligence expenses incurred by our management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Risk Factors That May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information about us contained in this Form 10-QSB, including our financial statements and related notes.

We have had no operating history nor any revenues or earnings from operations.

We have had no operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

Our management team does not devote its full time to our business and operations.

Our management team only devotes minimal time to our business. Our officers and directors, who serve only on a part-time basis, have had limited experience in the business activities contemplated by us, yet we will be solely dependent on them. We lack the funds or other incentive to hire full-time experienced management. Each of our management members has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to us only on an as-needed basis. No member of our management team has any written employment agreement with us nor are they expected to enter into one. We have not obtained key man life insurance on the lives of any member of our management team. The loss of the services of any member of our management team would adversely affect development of our business and our likelihood of continuing operations on any level.

We may have conflicts of interest with our management team.

Conflicts of interest and non-arms length transactions may arise in the future. The terms of a business combination may include terms like the retention of our current officers and directors as officers and directors of the successor company in the business combination. The terms of a business combination may provide for a payment by cash or otherwise to members of our management team for the purchase or retirement of all or part of our common stock that is held by them or for services rendered incident to or following a business combination. Our management team would directly benefit from this type of employment or payment. These benefits may influence our management team's choice of a target company. Our certificate of incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to this indemnification.

Our proposed operations are purely speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting these criteria. If we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. There is no assurance that we can identify a target company and consummate a business combination.

We are subject to the penny stock rules.

Our securities may be classified as penny stock. The Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

We may have significant difficulty in locating a viable business combination candidate.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all of these competitors have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

It is possible that the per share value of your stock will decrease upon the consummation of a business combination.

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in a business combination, the per share value of our common stock may decrease, perhaps significantly.

Any business combination that we engage in may have tax effects on us.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, a business combination may be structured so as to result in tax-free treatment to both companies pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Cheng Chen, our Chief Executive Officer and Mr. Shu Keung Chui, our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Messrs. Chui and Chen concluded that as ofMarch 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any officer, director or control person of which management is aware.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-QSB, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first fiscal quarter of 2006, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BUSINESS DEVELOPMENT SOLUTIONS INC.

Date: May 12, 2006         By:  /s/ Shu Keung Chui___________________
  Shu Keung Chui
  Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.