Form 10QSB
period 2007-03-31
BUSINESS DEVELOPMENT CORP OF AMERICA
filed 2007-05-15
CIK 1296537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 0-32433

BUSINESS DEVELOPMENT SOLUTIONS, INC.

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	1,910,150

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT SOLUTIONS, INC.

UNAUDITED CONDENSED BALANCE SHEET

MARCH 31, 2007

ASSETS
Current assets:
Prepaid expenses	$2,170

Total Assets	$2,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$10,927
Due to stockholder - accrued interest and other	141,540
Note payable to stockholder	101,500

Total Current Liabilities	253,967

STOCKHOLDERS’ DEFICIENCY
Preferred stock- $.00001 par value;
20,000,000 shares- authorized
issued and outstanding - none	-
Common stock - $.00001 par value;
500,000,000 shares - authorized
1,910,150 shares issued and outstanding	19
Additional paid-in-capital	727,532
Accumulated deficit	(979,348)

Total Stockholders’ Deficiency	(251,797)

Total Liabilities and Stockholders’ Deficiency	$2,170

The accompanying notes are an integral part of the condensed financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
Revenue	$-	$-

General and administrative expenses	5,448	20,590
Operating loss	(5,448)	(20,590)

Other Income and (Expenses):
Interest expense	(2,030)	(2,030)

Net loss	$(7,478)	$(22,620)

Basic and diluted net income (loss) per common
share - before and after extraordinary item	$0.00	$(0.01)

Weighted average shares outstanding	1,910,150	1,910,150

The accompanying notes are an integral part of the condensed financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006

Net loss	$(7,478)	$(22,620)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued liabilities	(3,172)	3,585
Prepaid expenses	1,120	7,916

Net cash used in operating activities	(9,530)	(11,119)

Cash flows from financing activities
Due to stockholder	9,530	11,119
Net cash flows provided by financing activities:	9,530	11,119

Net increase (decrease) in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2006.

DESCRIPTION OF BUSINESS

The financial statements presented are those of Business Development Solutions, Inc.(the “Company” or “BDS”) formerly, AMCO Transport Holdings, Inc., which was Atlas Republic Corporation (“Atlas”). The Company was incorporated on January 28, 1987 under the laws of the State of Colorado. Prior to 1997, the Company through its subsidiary, Geda Laboratories (Canada) Limited (“Geda”), had acquired the exclusive distribution rights in Canada to certain proprietary products, including a topical (skin) barrier lotion and an antiseptic spermicide. Geda purchased inventory stocks of these products and aggressively tried to market and sell these products. Since 1997, Geda has been inactive and in April 2002 was dissolved.

The Company formed a Delaware subsidiary on April 18, 2002, AMCO Transport Holdings, Inc. AMCO was formed for the sole purpose of reincorporating the company in the state of Delaware. On November 18, 2002, after obtaining the requisite stockholder approval at a stockholders' meeting held on November 13, 2002, the Company was reincorporated as a Delaware corporation through the merger. As a result of the merger, the Company's name was changed to AMCO Transport Holdings, Inc. Upon consummation of the merger, each share of the Company's common stock was automatically exchanged for one share of the common stock of the Delaware corporation. On February 27, 2006 the Company changed its name to Business Development Solutions, Inc. The Company's common stock continues to be quoted on the NASD over-the-counter bulletin board. The symbol for the common stock is “BDEV.OB”.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -(CONTINUED)

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At March 31, 2007 current liabilities exceeded current assets by $251,797.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2007, the Company had an accumulated deficit of $979,348. Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

RESULTS OF OPERATIONS

During the three months ended March 31, 2007 and 2006, the Company has engaged in no business operations other than the acquisition of capital for general and administrative expenses. During this year, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -(CONTINUED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), requires entities to disclose the fair values of financial instruments except when it is not practical to do so. Under SFAS No. 107, it is not practical to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

As a result of the difficulties presented in the valuation due to officer/stockholder, because of its related party nature, estimating the fair value of this financial instrument is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (Loss) per common share is computed by dividing the net loss by weighted average shares outstanding during the year. The weighted average shares outstanding have been restated to reflect the reverse stock split.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

3. STOCK OPTION PLANS

1998 STOCK OPTION PLAN

The Company had adopted a compensation stock option plan (the “CSO Plan”) and employee stock compensation plan (the “1998 ESC Plan”). No options have been granted under either plans. Both plans (the CSO and ESC) were terminated November 13, 2002. On the same date, two new plans, the AMCO 2002 Stock Plan (the “Stock Plan”) and the AMCO 2002 Employee Stock Compensation Plan (the “ESC Plan”), were implemented.

AMCO 2002 STOCK PLAN

The Company adopted the Stock Plan for persons in a “business relationship” with the Company. The Stock Plan defines business relationship as a relationship in which a person is serving the Company, its parent, if any, or any of its subsidiaries in the capacity of an employee, officer, director, advisor or consultant. The Stock Plan allows the Company to grant awards of restricted stock or options to purchase stock, including, incentive stock options, provided that incentive stock options may only be granted to the Company's employees. The Company has reserved a maximum of 20,000,000 common shares to be issued under the Stock Plan. No employee will be granted options for more than 2,000,000 shares of common stock, or awarded more than 2,000,000 restricted shares under the Stock Plan in any one fiscal year. The exercise price of each incentive stock option granted under the Stock Plan is generally equal to the market price of the Company's stock on the date of grant.

The exercise price for incentive stock options granted to stockholders with more than a 10% voting interest in the Company will be not less than 110% of the market price of the Company's stock on the date of grant. The exercise price for non-statutory options will not be less than 50% of the market price of the Company's stock on the date of grant. The maximum term of the options is ten years. The options vesting period will be determined by the Board of Directors and will be set forth in each option agreement, but cannot be longer than ten years after the option is granted. The plan is administered by the Company's board or a committee of the board. No shares or options have been awarded under the Stock Plan.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

3. STOCK OPTION PLANS (CONTINUED)

2002 EMPLOYEE STOCK COMPENSATION PLAN

The Company has adopted the ESC Plan which allows for the issuance of up to 20,000,000 shares of common stock to employees, officers, directors and consultants of the Company. No employee shall be granted more than 2,000,000 shares of common stock under the ESC Plan in any one fiscal year of the Company. The Company's board (or a compensation committee) has complete discretion to determine when and to which eligible participant shares may be granted, and the number of shares to be awarded to each eligible participant subject to the limitation set forth above. A grant to an eligible participant may be made for cash, property, services rendered or other form of payment constituting lawful consideration under applicable law. Shares awarded other than for services rendered will be sold at not less than the fair value of the shares on the date of grant. No shares have been awarded under the ESC Plan.

4. INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carry forward of approximately $979,000 expiring in future years. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $392,000 and has been offset by a full allowance for business combinations under Internal Revenue Code IRC Section 381. For the three months ended March 31, 2007, based on an effective tax rate of 40%, the valuation allowance increased by approximately $3,000.

5. NOTE PAYABLE TO STOCKHOLDER

Bestway Coach Express, Inc., (“Bestway”), the directors, executive officers, their affiliates and related parties owned beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company.

On November 19, 2004, Shu K. Chui, (“Chui”) a citizen of Hong Kong, acquired all the 6,900,000 shares (the “Shares”) held by Bestway. The 6,900,000 shares represent approximately 72.2% of Registrant's issued and outstanding common stock, being the only class of stock issued and outstanding. Chui acquired the shares pursuant to a Stock Purchase Agreement among the Registrant, Bestway and Chui dated November 19, 2004 (“Purchase Agreement”).

BUSINESS DEVELOPMENT SOLUTIONS, INC.
(FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

5. NOTE PAYABLE TO STOCKHOLDER - (CONTINUED)

In connection with the acquisition of the Shares, Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of $101,500.00 dated April 23, 2002 made by Registrant in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. As of November 19, 2004 being the effective date of the acquisition transaction, no principal or interest payments had been made under the note on which interest has accrued in the sum of $40,138 and is included on the balance sheet under the caption due to stockholder - accrued interest and other.

During the period, Chui paid legal and other expenses on behalf of the Company. The total expenses paid on behalf of the Company, from November 19, 2004 to date total $101,402 and are payable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption due to stockholder - accrued interest and other. The outstanding principal under the note continues to bear simple interest at the rate of 8% per year.

Chui paid Bestway total consideration of $325,000.00 under the Purchase Agreement. $122,434.03 of the purchase price was applied for the acquisition of the promissory note and the remaining $202,565.97 was applied as payment for the Shares, yielding a price per share of $0.029. The balance of the note payable, including accrued interest, to Chui at March 31, 2007 was $141,638.

Accordingly, Chui, the directors, executive officers, their affiliates and related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions.

As part of this Purchase Agreement, Bestway was required to indemnify Chui from and against the entirety of any liabilities arising out of the ownership of the Shares or operation of the Company prior to the Closing. Therefore, all expenses that were paid by Bestway from April 23, 2002, totaling $49,457, that were due to Bestway from the Company were extinguished as part of this Purchase Agreement, and were accordingly recorded on the statement of operations as an Extraordinary Item, Extinguishment of Debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors” identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

We were incorporated under the laws of the State of Colorado on January 28, 1987 under the name Atlas-Republic Corporation. We had only limited operations other than organizational actions until March 1994 when MFI Multifunding, Inc., a Canadian corporation, acquired control of us. Thereafter, we acquired control of GEDA Laboratories (Canada) Limited, a Canadian corporation, which became our wholly owned subsidiary. GEDA had acquired the exclusive marketing and distribution rights in Canada to certain proprietary products, including a topical barrier cream (used primarily by medical, emergency and police to protect against blood splashes) and an antiseptic spermicide. By late 1996, we and GEDA were both dormant, primarily due to lack of funding and the poor health of our then President.

On November 18, 2002, we effected our re-incorporation as a Delaware corporation by merging with our wholly-owned subsidiary, AMCO Transport Holdings, Inc., a Delaware corporation, with AMCO continuing as the surviving corporation of the merger. In connection with the merger, our name was changed to AMCO Transport Holdings, Inc. Upon consummation of the merger, each share of common stock of Atlas-Republic Corporation (the predecessor corporation) was automatically exchanged for one share of common stock of AMCO Transport Holdings, Inc. (the then surviving corporation) and the stockholders of Atlas automatically became stockholders of AMCO in accordance with the terms of an Agreement and Plan of Re-incorporation and Merger between the two companies, dated April 23, 2002.

On January 10, 2006, by a joint written consent of our Board of Directors and our controlling stockholder, Mr. Chui, our Board of Directors and Mr. Chui approved an amendment of our Certificate of Incorporation (i) to change our corporate name to “Business Development Solutions, Inc.” and (ii) to effect a one-for-five reverse split of the outstanding shares of our common stock. This amendment to our Certificate of Incorporation was filed with the Secretary of State of Delaware on February 27, 2006 and has become effective. The new CUSIP number for our common stock is 12325D 10 4. Our common stock continues to be quoted on the NASD Over-the-Counter Bulletin Board, but the new symbol for our common stock is “BDEV.OB”.

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

Results of Operations For Fiscal Quarter Ended March 31, 2007 Compared To March 31, 2006

We anticipate that we will not have any operations unless and until we complete a business combination as described above.

During the first fiscal quarter of 2007, we incurred a net loss of $7,478 as compared to a net loss of $22,620 in the first fiscal quarter of 2006. Our expenses decreased by $15,142 in first quarter 2007 as compared to the same quarter in 2006, due to the decrease in legal and accounting expense.

Liquidity and Capital Resources

We had no cash on hand at the end of the first quarter of 2007 and had $2,170 in prepaid expenses to help meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $979,348. We have debts (current liabilities) totaling $253,967, of which $243,040 is owed to Mr. Shu Keung Chui, our controlling stockholder. The remaining accrued liabilities of $10,927 are due to other vendors.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt to do so, but are unable to complete the acquisition. Our cash requirements for the next twelve months are relatively modest, principally professional fees and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the “Exchange Act”), which should not exceed $50,000 in the fiscal year ending December 31, 2007. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Our securities may be classified as penny stock. The Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Cheng Chen, our Chief Executive Officer and Mr. Shu Keung Chui, our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Messrs. Chui and Chen concluded that as of March 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first fiscal quarter of 2007, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

Committees

Currently, we do not have a standing audit, nominating or compensation committee or any committee performing a similar function although we intend to form such committees in the future after we combine with an operating entity.

We do not have any audit committee financial expert serving on our board of directors. We are currently a blank check company whose plan of operation is to seek, and if possible, acquire an operating business or assets by entering into a business combination. As such, we have no capital resources and very little business or financial activity. Therefore, we could not afford to retain a qualified audit committee financial expert, nor does our business or financial activities currently require the retention of such an expert.

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

BUSINESS DEVELOPMENT SOLUTIONS INC.

Date: May 15, 2007	By:	/s/ Shu Keung Chui
Shu Keung Chui Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.